Form 10-K
period 2007-12-31
STRATS (SM) TRUST FOR JPMORGAN CHASE CAPITAL XVII SECURITIES, SERIES 2005-5
filed 2008-03-28
CIK 1342154

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

      For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Registered exchange on
Title of each class                           which registered
-------------------                           ----------------

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




                                     PART I

Item 1. Business.

      Not Applicable

Item 1A. Risk Factors.

      Not Applicable

Item 1B. Unresolved Staff Comments.

      Not Applicable

Item 2. Properties.

      Not Applicable

Item 3. Legal Proceedings.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6. Selected Financial Data.

      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable

Item 8. Financial Statements and Supplementary Data.

      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

Item 9A. Controls and Procedures.

      Not Applicable

Item 9B. Other Information.

      None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Not Applicable

Item 11. Executive Compensation.

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

      Not Applicable

Item 13. Certain Relationships and Related Transactions.

      None

Item 14. Principal Accounting Fees and Services.

      Not Applicable


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities, Series 2005-5 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                Trust Description                  Distribution     Filed on
                                                       Date
--------------------------------------------------------------------------------
STRATS(SM) Trust For JPMorgan Chase Capital XVII    01-01-2007     01-11-2007
Securities, Series 2005-5                           02-01-2007     02-07-2007
                                                    03-01-2007     03-08-2007
                                                    04-01-2007     04-05-2007
                                                    05-01-2007     05-11-2007
                                                    06-01-2007     06-14-2007
                                                    07-01-2007     07-12-2007
                                                    08-01-2007     08-10-2007
                                                    09-01-2007     09-13-2007
                                                    10-01-2007     10-12-2007
                                                    11-01-2007     11-13-2007
                                                    12-01-2007     12-07-2007
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

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                             -----------------------
                                       Name:  Jimmy Whang
                                       Title: Director


Dated:  March 28, 2008

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
   Reference
   Number per                Description of Exhibits                Exhibit
  Item 601 of                                                      Number in
 Regulation SK                                                   this Form 10-K
--------------------------------------------------------------------------------
     (31.1)       Certification by Director of the Registrant         31.1
                  pursuant to 15 U.S.C. Section 7241, as
                  adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
                  Annual Compliance Report by Trustee pursuant
                  to 15 U.S.C. Section 7241, as adopted
     (99.1)       pursuant to Section 302 of the                      99.1
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     (99.2)       Report of Aston Bell, CPA.                          99.2
--------------------------------------------------------------------------------
     (99.3)       Registrant's Current Report on Form 8-K             99.3
                  filed with the Securities and Exchange
                  Commission on January 11, 2007, as further
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.4)       Commission on February 7, 2007, as further          99.4
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.5)       Commission on March 8, 2007, as further             99.5
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.6)       Commission on April 5, 2007, as further             99.6
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.7)       Commission on May 11, 2007, as further              99.7
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.8)       Commission on June 14, 2007, as further             99.8
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
     (99.9)       Commission on July 12, 2007, as further             99.9
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
    (99.10)       Registrant's Current Report on Form 8-K            99.10
                  filed with the Securities and Exchange
                  Commission on
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  August 10, 2007, as further described
                  in Item 15(a)(1) above, is incorporated
                  herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.11)       Commission on September 13, 2007, as further       99.11
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.12)       Commission on October 12, 2007, as further         99.12
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.13)       Commission on November 13, 2007, as further        99.13
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------
                  Registrant's Current Report on Form 8-K
                  filed with the Securities and Exchange
    (99.14)       Commission on December 7, 2007, as further         99.14
                  described in Item 15(a)(1) above, is
                  incorporated herein by reference.
--------------------------------------------------------------------------------